Form 10-Q
period 2026-03-31
Peace Acquisition Corp.
filed 2026-06-26
CIK 2088626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-43310

Peace Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

205 W 37th St, New York, NY	10018
(Address of principal executive offices)	(Zip code)

(203) 998-5540

(Issuer’s telephone number including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, one right and one redeemable warrant	PECEU	The Nasdaq Stock Market LLC
Ordinary Shares, par value $0.0001 per share	PECE	The Nasdaq Stock Market LLC
Rights, each entitling the holder to one-fifth of one ordinary share upon the completion of the Company’s initial business combination	PECER	The Nasdaq Stock Market LLC
Redeemable warrants, each whole warrant exercisable to purchase one ordinary share at an exercise price of $11.50 per share	PECEW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes ☒No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 26, 2026, the registrant had 8,737,500 ordinary shares, $0.0001 par value, outstanding.

Part I - Financial Information

Item 1 – Financial Statements

PEACE ACQUISITION CORP

BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025

ASSETS
Cash	$1,025	$1,016
Prepaid expenses	22,946	23,928
Total current assets	23,971	24,944
Deferred offering costs	219,536	218,986
Total assets	$243,507	$243,930

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accrued expenses - related party	$10,000	$10,000
Accrued offering costs and expenses	1,800	31,968
Due to related parties	254,520	168,388
Total current liabilities	266,320	210,356
Total liabilities	266,320	210,356

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,475,000 shares issued and outstanding at March 31, 2026 and December 31, 2025(1)	248	248
Additional paid-in capital	111,752	111,752
Accumulated deficit	(134,813)	(78,426)

Total shareholders’ equity (deficit)	(22,813)	33,574
Total Liabilities and Shareholders’ Equity	$243,507	$243,930

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENT OF OPERATIONS

(UNAUDITED)

For The Three Months Ended March 31, 2026

Formation and operating costs	$56,396
Loss from operations	(56,396)

Other Income
Bank interest income	9
Total other income	9

Net loss	$(56,387)

Basic and diluted weighted average ordinary shares outstanding (1)	2,175,000
Basic and diluted net loss per ordinary shares	$(0.03)

(1)	Excludes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Ordinary Shares		Additional Paid-in	Accumulated	Shareholders’
	Shares(1)	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2025	2,475,000	$248	$111,752	$(78,426)	$33,574
Net loss	-	-	-	(56,387)	(56,387)

Balance as of March 31, 2026	2,475,000	$248	$111,752	$(134,813)	$(22,813)

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended March 31, 2026
Cash flows from operating activities:
Net loss	$(56,387)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued offering costs and expenses	(27,169)
Prepaid expenses	982
Net cash used in operating activities	(82,574)
Cash flows from financing activities:
Proceeds from advances from related parties	86,133
Payment of deferred offering costs	(3,550)
Net cash provided by financing activities	82,583
Net change in cash	9
Cash at beginning of period	1,016
Cash at the end of period	$1,025

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

Notes to the financial statements (UNAUDITED)

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Peace Acquisition Corp (the “Company”) was incorporated in the Cayman Islands on June 24, 2025. The Company was formed for the purpose of effecting a merger, capital share exchange, asset acquisition, share purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsors are Baystar Holding Group Limited, a British Virgin Islands company, and Casper Holding LP, a Delaware limited partnership (the “Sponsors”). As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 24, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

The registration statement for the Company’s IPO became effective on May 14, 2026. On May 26, 2026, the Company consummated the IPO of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 6,900,000 Units if the underwriter’s over-allotment option is exercised in full), and the sale of 262,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to the Sponsors that was closed simultaneously with the IPO.

Transaction costs amounted to $1,812,486, consisting of $1,200,000 of cash underwriting fees, and $612,486 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

The Company will have until 15 months from May 26, 2026, the closing of the IPO, to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares (the holders of the Public Shares, including the Company’s initial shareholders and/or members of its management team to the extent they purchase Public Shares, are referred to as the “Public Shareholders”), at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to pay taxes, if any, or for working capital requirements (less certain amount of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Going Concern Consideration

As of March 31, 2026, the Company had $1,025 in its operating bank account, and working capital deficit of $242,349. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statement is issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of March 31, 2026 and for the three months then ended, have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals), considered for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the Company’s audited financials included in Form S-1 filing. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,025 in cash and no cash equivalents as of March 31, 2026.

Deferred Offering Costs

Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of March 31, 2026 and December 31, 2025, the Company had deferred offering costs of $219,536 and $218,986, respectively.

Share-Based Compensation Expense

The Company account for share-based compensation expense in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a share-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Loss per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Notes 5 and 7). At March 31, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 6,000,000 Units (or 6,900,000 Units if the underwriter’s over-allotment option is exercised in full) at a price of $10.00 per Unit. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (“Ordinary Shares”), one right (“Rights”), each Right entitling its holder to receive one fifth of one Ordinary Share upon the completion of the Company’s initial business combination, and one warrant (“Warrants”), each Warrant entitling its holder to purchase one Ordinary Share for $11.50 per share, subject to adjustment. In addition, the Company paid the underwriter a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), at the closing of the IPO. On June 10, 2026, the underwriter elected to terminate their over-allotment option.

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the IPO, the Company consummated the private sale of 262,500 Private Placement Units, where 202,500 Units was purchased by Sponsor and 60,000 by EarlyBirdCapital, Inc., the sole underwriter in the IPO (“EBC”). Each Unit consists of one ordinary share (“Private Shares”), one right (“Private Right”) to receive one-fifth (1/5) of one ordinary share upon consummation of the Company’s initial Business Combination, and one warrant to purchase one ordinary share at an exercise price of $11.50 per share. The proceeds from the sale of the Private Placement Units were added to the net proceeds from the IPO held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Units (including the underlying securities) will not be transferable, assignable, or salable until the completion of a Business Combination, subject to certain exceptions. The Private Placement Units are identical to the Units sold in the IPO.

NOTE 5 — RELATED PARTIES

Founder Shares and EBC Founder Shares

On July 9, 2025, the Sponsors received 2,300,000 of the Company’s ordinary shares in exchange for $25,000 paid for deferred offering costs borne by the Sponsors. Up to 300,000 of such founder shares are subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full. On June 10, 2026, EBC elected to terminate the over-allotment option and as a result an aggregate of 300,000 founder shares were forfeited by the Sponsors.

On August 2, 2025, the Company issued to EBC 175,000 founder shares (“EBC founder shares”) for a purchase price of $0.011 per share and an aggregate purchase price of $1,902. The EBC founder shares are deemed to be underwriter’s compensation by FINRA pursuant to Rule 5110 of the FINRA Manual. The Company estimated the fair value of the EBC founder shares to be approximately $87,000 or $0.50 per share using the Black-Scholes option pricing model. The Company accounted for the difference between the par value and fair value of the shares as deferred offering cost.

The fair value of the EBC founder shares was estimated at August 2, 2025. The Company used the following assumptions to estimate the fair value of EBC founder shares using Level 3 fair value measurements inputs at the measurement date:

Time to expiration	2.7
Risk-free rate	3.7%
Volatility	10.0%
Dividend yield	0.0%
Probability of completion of business combination	5.0%

The Sponsors have agreed, subject to limited exceptions, the founder shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination, or earlier, if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their shares for cash, securities or other property.

EBC has also agreed that the EBC founder shares cannot be sold, transferred or assigned (except to the same permitted transferees as the founder shares and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to, each as described herein) until the consummation of an initial business combination.

Due to Related Parties

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. For three months ended March 31, 2026, the Sponsors paid $86,132 on behalf of the Company. As of March 31, 2026 and December 31, 2025, the amount due to the related parties was $254,520 and 168,388, respectively.

Promissory Note – Related Party

On September 5, 2025, the Company issued an unsecured promissory note to Casper Holding LP, one of the Sponsors (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates an initial public offering of its securities (“IPO”) or (iii) the date on which the Company determines to not proceed with such IPO. As of March 31, 2026 and December 31, 2025, there was no amount outstanding under the Promissory Note.

Initial Accounting Service Fee

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in including the preparation of financial statements and other accounting consulting services.

During the period from June 24, 2025 (inception) through December 31, 2025, a service fee of $10,000 has been incurred under accrued expenses – related party. An additional service fee of $10,000 has been incurred upon filing the Form 8-K disclosing the consummation of the IPO.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, EBC Founder Shares, Private Placement Units and Units that may be issued upon conversion of working capital loans (and all underlying securities) are entitled to registration rights pursuant to a Registration Rights Agreement executed in connection with the IPO requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option from the date of Initial Proposed Public Offering to purchase up to 900,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. The Company believes the fair value of this option is immaterial.

In addition, if EBC introduces the target business with which the Company completes a Business Combination, a fee equal to 1% of the total consideration payable in such Business Combination. EBC will also provide advisory services in connection with the Business Combination, which may include assisting the Company in meetings with shareholders, introducing the Company to potential investors, and supporting the Company with required public filings, for a fee equal to 3.5% of the gross proceeds of the offering, of which 1.5% is payable in cash and 2.0%, at the Company’s option, may be payable in convertible notes. These additional fees will only be payable upon the successful completion of a Business Combination and will not be due if no Business Combination is consummated.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter.

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Any of the above-mentioned factors could adversely affect the Company’s search for an Initial Business Combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Compensation to the Company’s Management

The Company pays Dan (Cathy) Jiang, our Chief Financial Officer, $2,000 per month for serving in such capacity with us commencing upon consummation of the IPO.

Administration Fee

Commencing on the date the Company’s securities are first listed on the Nasdaq Capital Market, Casper Holding LP is allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

Redemption Obligations

If the Company is unable to complete its Business Combination within the Combination Period, the Company will redeem 100% of the public shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes, less up to $100,000 of interest to pay liquidation and dissolution expenses, divided by the number of then outstanding public shares, subject to applicable law.

The Company may hold a shareholder vote at any time to amend its amended and restated memorandum and articles of association to modify the time period to consummate a Business Combination or the terms of the redemption obligation. In such case, shareholders will be given the opportunity to redeem their shares in connection therewith.

Convertible Working Capital Loans

In connection with the initial business combination, the Company may obtain working capital loans from the Sponsors and the Company’s officers, directors and affiliates to finance transaction costs. Up to $1,500,000 of such loans may, at the option of the lenders, be converted into Private Placement Units at a price of $10.00 per unit.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31 2026, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of March 31, 2026, there were 2,475,000 ordinary shares issued and outstanding, of which an aggregate of up to 300,000 ordinary shares are subject to forfeiture to the extent that the underwriter’s over-allotment option is not exercised in full or in part.

Rights — Except in cases where the Company is not the surviving company in a business combination, each holder of a public or private right will automatically receive one-fifth (1/5) of one ordinary share upon consummation of the initial business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-fifth (1/5) of one ordinary share underlying each right upon consummation of the business combination. If the Company is unable to complete the initial business combination within the required time period and the Company will redeem the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Warrants — Each Unit also includes one warrant. Each whole warrant entitles the holder to purchase one ordinary share at an exercise price of $11.50 per share, subject to adjustment. The warrants become exercisable on the later of (i) 30 days after the completion of the Company’s Initial Business Combination and (ii) 12 months from the closing of the IPO, and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole (and not in part), at a price of $0.01 per warrant, if the last sale price of the Company’s ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company identify below subsequent events:

On April 9, 2026, the Company made the following changes to the terms of the offering:

Warrants. The Company amended the terms of the offering to include one (1) redeemable warrant in each unit, entitling the holder to purchase one ordinary share at $11.50 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the Company’s initial business combination and (ii) 12 months from the closing of this offering, and will expire five years thereafter or earlier upon redemption or liquidation. Once the units begin separate trading, the warrants are expected to be listed on Nasdaq under the symbol “PECEW.”

Amended Private Placement. The Company amended the terms of the private placement to increase the Sponsors’ private unit purchases from 192,500 to 202,500 units, while EBC’s purchase of 60,000 private units remains unchanged. In aggregate, the Sponsors and EBC will purchase 262,500 private units at $10.00 per unit for total proceeds of $2,625,000 (increased from $2,525,000). Our sponsors and EBC have also agreed that if the over-allotment option is exercised by the underwriter in full or in part, they and/or their designees will purchase from us up to an additional 22,500 private units (17,357 private units to be purchased by our sponsors and 5,143 private units to be purchased by EBC or its designees) on a pro rata basis at a price of $10.00 per unit in an amount that is necessary to maintain in the trust account $10.05 per unit sold to the public in this offering.

EBC Loan. EBC has agreed to lend the Company $100,000 as of the closing date of this offering at no interest. The proceeds of the EBC loan will be added to the trust account in order to ensure that the amount initially deposited in the trust account is $10.05 per unit sold to the public in this offering. If the Company do not complete an initial business combination, the Company will not repay the EBC loan from amounts held in the trust account, and its proceeds will be used to fund the redemption of our public shares (subject to the requirements of applicable law).

On May 26, 2026, the Company consummated the IPO of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 6,900,000 Units if the underwriter’s over-allotment option is exercised in full), and the sale of 262,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to the Sponsors that was closed simultaneously with the IPO. On June 10, 2026, EBC elected to terminate the over-allotment option and as a result an aggregate of 300,000 founder shares were forfeited by the Sponsors.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Peace Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. While our efforts in identifying prospective target businesses will not be limited to a particular geographic region, we intend to focus our search on businesses throughout Asia. However, we will not consummate our initial business combination with an entity or business in China.

We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We intend to effectuate our initial business combination using cash from the proceeds of this offering and the private placement of the private units, the proceeds of the sale of our securities in connection with our initial business combination, if any, our shares, debt or a combination of cash, share and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering (“IPO”). Following the IPO, we will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended March 31, 2026, we incurred formation and operating costs of $56,396 and generated bank interest income of $9, resulting in a net loss of $56,387.

Liquidity and Capital Resources

On May 26, 2026, the Company consummated the IPO of 6,000,000 units (the “Units” and, with respect to the ordinary share included in the Units being offered, the “Public Shares”) at $10.00 per Unit (or 6,900,000 Units if the underwriter’s over-allotment option is exercised in full), and the sale of 262,500 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in private placements to the Sponsors that was closed simultaneously with the IPO.

Following the closing of the IPO, an amount of $60,000,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Prior to the completion of our initial business combination, we have approximately $400,000 of proceeds held outside the trust account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.

We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination.

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Party Transactions

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99-1 relating to deferred offering costs. Deferred offering costs consist of legal, accounting, advisory, administrative, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to this offering and that will be charged to shareholders’ equity upon the completion of the offering. Should the offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Other Contractual Obligations

Registration Rights

The holders of the Founder Shares, EBC founder shares, Private Placement Units will be entitled to registration rights pursuant to a registration rights agreement dated May 26, 2026 requiring the Company to register such securities for resale. Subject to certain limitations set forth in such agreement, the holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted EBC a 45-day option from the date of IPO to purchase up to 900,000 additional Units to cover over-allotments, at the IPO price less the underwriting discounts and commissions. On June 10, 2026, EBC elected to terminate the over-allotment option.

EBC was entitled to a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the over-allotment option is exercised in full), payable upon the closing of the IPO.

Business Combination Marketing Agreement

We have engaged EBC as an advisor in connection with its Business Combination to assist in holding meetings with the Company stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing its securities in connection with its initial Business Combination and assist with press releases and public filings in connection with the Business Combination. The Company will pay EBC a service fee for such services upon the consummation of its initial Business Combination in an amount equal to 3.5% of the gross proceeds of the IPO. In addition, the Company will pay EBC a service fee in an amount equal to 1.0% of the total consideration payable in the initial Business Combination if it introduces the Company to the target business with whom it completes an initial Business Combination and the amount will be payable in cash and is due at the closing date of the initial Business Combination.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter.

Administration Fee

Commencing on the date the Company’s securities are first listed on the Nasdaq Capital Market, Casper Holding LP is allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies or estimates and all the significant accounting policies are described in the Note 2 of the financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On July 9, 2025, Casper Holding LP, one of our sponsors, acquired an aggregate of 2,300,000 founder shares for an aggregate purchase price of $25,000. Thereafter, it transferred certain founder shares to Baystar Holding Group Limited, our other sponsor. Prior to the initial investment in our company of $25,000 by our sponsors, we had no assets, tangible or intangible. Up to 300,000 founder shares are subject to forfeiture by our sponsors depending on the extent to which the underwriter’s over-allotment option is exercised. On June 10, 2026, the underwriter elected to terminate the over-allotment option and as a result an aggregate of 300,000 founder shares were forfeited by the Sponsors. The issuance of the foregoing securities was exempt pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (“Securities Act”).

On May 26, 2026, the Company consummated the Initial Public Offering of 6,000,000 Units. Each Unit consists of one Ordinary Share, $0.0001 par value, of the Company, one Right, each Right entitling the holder thereof to receive one-fifth of one Ordinary Share upon the completion of the Company’s initial business combination, and one warrant to purchase one Ordinary Share for $11.50, subject to adjustment. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $60,000,000. EarlyBirdCapital, Inc. acted as sole book-running manager of the Initial Public Offering. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-290759). The registration statement was declared effective on May 14, 2026.

Simultaneously with the consummation of the IPO, the Company consummated a private placement (the “Private Placements”) of 262,500 units (“Private Placement Units”), at a price of $10.00 per Private Placement Unit, generating total proceeds of $2,625,000. The Private Placement Units were purchased by the Company’s sponsors and EarlyBirdCapital, Inc., the underwriter in the IPO. The Private Placement Units are identical to the Units sold in the IPO. The purchasers of the Private Placement Units have agreed not to transfer, assign or sell any of the Private Placement Units or securities underlying the Private Placement Units, subject to certain customary exceptions, until the completion of the Company’s initial business combination. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On May 26, 2026, an aggregate of $60,300,000 has been deposited in the trust account established with Continental Stock Transfer & Trust Company acting as trustee in connection with the Initial Public Offering ($10.05 per unit sold in the offering, including the over-allotment option).

Transaction costs amounted to $1,812,486, consisting of $1,200,000 of cash underwriting fees, and $612,486 of other offering costs. These costs were charged to additional paid-in capital or accumulated deficit to the extent additional paid-in capital is fully depleted upon completion of the IPO.

For a description of the proceeds generated in the Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 5 – Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEACE ACQUISITION CORP

Dated: June 26, 2026	By.	/s/ Fangping Zheng
Fangping Zheng
Chief Executive Officer
(Principal Executive Officer)

Dated: June 26, 2026	By.	/s/ Dan Jiang
Dan Jiang
Chief Financial Officer
(Principal Financial and Accounting Officer)

