Form 10-Q
period 2026-06-30
Peace Acquisition Corp.
filed 2026-08-14
CIK 2088626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, the registrant had 8,437,500 ordinary shares, $0.0001 par value, outstanding.

Part I – Financial Information

Item 1 – Financial Statements

PEACE ACQUISITION CORP

BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$378,025	$1,016
Prepaid expenses	126,570	23,928
Total Current Assets	504,595	24,944
Deferred offering costs	-	218,986
Cash and investments held in Trust Account	60,504,613	-
Total Assets	$61,009,208	$243,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs and expenses	$32,801	$31,968
Accrued expenses - related party	-	10,000
Due to related parties	-	168,388
Total Current Liabilities	32,801	210,356
Promissory note - related party	100,000	-
Total Liabilities	132,801	210,356

Commitments and contingencies

Ordinary shares subject to possible redemption (6,000,000 shares and 0 shares at redemption value of $10.08 and $0 per share as of June 30, 2026 and December 31, 2025)	60,504,613	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,437,500 and 2,475,000(1) shares issued and outstanding (excluding 6,000,000 and nil shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	244	248
Additional paid-in capital	419,657	111,752
Accumulated deficit	(48,107)	(78,426)
Total Shareholders’ Equity	371,794	33,574
Total Liabilities and Shareholders’ Equity	$61,009,208	$243,930

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026	For The Period From June 24, 2025 (Inception) Through June 30, 2025
Formation and operating costs	$118,157	$174,553	$17,109
Loss from operations	(118,157)	(174,553)	(17,109)

Other Income:
Bank interest income	250	259	-
Interest earned on cash and investments held in Trust Account	204,613	204,613	-
Total other income	204,863	204,872	-

Net income (loss)	$86,706	$30,319	$(17,109)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	2,373,626	1,193,370	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.06	$0.12	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,278,846	2,227,210	2,000,000 (1)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.03)	$(0.05)	$(0.01)

(1)	Excludes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2026

	Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2026(1)	2,475,000	$248	$111,752	$(78,426)	$33,574
Net loss	-	-	-	(56,387)	(56,387)
Balance as of March 31, 2026	2,475,000	$248	$111,752	$(134,813)	$(22,813)
Sale of 6,000,000 Units in Initial Public Offering	6,000,000	600	59,999,400	-	60,000,000
Sale of 262,500 Private Placement Units	262,500	26	2,624,974	-	2,625,000
Underwriter’s commission	-	-	(1,200,000)	-	(1,200,000)
Other offering costs charged to additional paid-in capital	-	-	(612,486)	-	(612,486)
Initial measurement of ordinary shares subject to possible redemption under ASC 480-10-S99	(6,000,000)	(600)	(53,536,941)	-	(53,537,541)
Allocation of offering costs to ordinary shares subject to redemption	-	-	1,617,267	-	1,617,267
Remeasurement of carrying value to redemption value	-	-	(8,379,726)	-	(8,379,726)
Forfeiture of 300,000 founder shares	(300,000)	(30)	30	-	-
Net income	-	-	-	86,706	86,706
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on Trust Account)	-	-	(204,613)	-	(204,613)
Balance as of June 30, 2026	2,437,500	$244	$419,657	$(48,107)	$371,794

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Ordinary Shares		Additional	Accumulated	Total Shareholders’
	Shares (1)	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance as of June 24, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsor	2,300,000	230	24,770		25,000
Net loss	-	-	-	(17,109)	(17,109)
Balance as of June 30, 2025	2,300,000	$230	$24,770	$(17,109)	$7,891

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period From June 24, 2025 (Inception) Through June 30, 2025
Cash flows from operating activities:
Net income (loss)	$30,319	$(17,109)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(204,613)	-
Changes in operating assets and liabilities:
Accrued offering costs and expenses	5,632
Prepaid expenses	(102,642)	(20,000)
Due to related party	-	-
Accrued expenses - related party	(10,000)	10,000
Net cash used in operating activities	(281,304)	(27,109)

Cash flows from investing activities:
Principal deposited in Trust Account	(60,300,000)	-
Net cash used in investing activities	(60,300,000)	-

Cash flows from financing activities:
Proceeds from advances from related parties	103,219	89,709
Proceeds from Initial Public Offering	60,000,000	-
Proceeds from private placement	2,625,000	-
Payment of underwriter’s discount	(1,200,000)	-
Proceeds from promissory note - related party	100,000	-
Repayment of advances from related parties	(271,606)	-
Payment of deferred offering costs	(398,300)	(62,600)
Net cash provided by financing activities	60,958,313	27,109

Net change in cash	377,009	-
Cash at beginning of period	1,016	-
Cash at end of period	$378,025	$-

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$38,199	$-
Offering costs charged to additional paid-in capital	$612,486	$-
Allocation of offering costs to ordinary shares subject to redemption	$1,617,267	$-
Reclassification of ordinary shares subject to possible redemption	$53,537,541	$-
Remeasurement of carrying value to redemption value	$8,379,726	$-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on Trust Account)	$204,613	$-
Forfeiture of 300,000 founder shares (over-allotment not exercised)	$30	$-

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

The Company’s sponsors are Baystar Holding Group Limited, a British Virgin Islands company, and Casper Holding LP, a Delaware limited partnership (the “Sponsors”). As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 24, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of June 30, 2026, the Company had $378,025 in its operating bank account, and working capital of $471,794. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement has been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of June 30, 2026, for the three months and the sixth months then ended, have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals), considered for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the Company’s audited financials included in Form S-1 filing. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $378,025 in cash and no cash equivalents as of June 30, 2026.

Investments held in trust account

The Company’s portfolio of investments held in the trust account is comprised of investments in U.S. government securities with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations and Money Market Fund. The Company’s investments held in the trust account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in trust account in the accompanying statements of operations. The estimated fair value of investments held in the trust account is determined using available market information.

As of June 30, 2026, the Trust Account had balances of $60,504,613. The interests earned from the trust account totaled $204,613 for the three months and six months ended June 30, 2026, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statement of Cash Flows.

Deferred Offering Costs

Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of June 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $218,986, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Notes 5 and 7). At June 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months Ended	From inception (June 24, 2025) to	For The Six Months Ended	From inception (June 24, 2025) to
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income (loss)	$86,706	$(17,109)	$30,319	$(17,109)
Interest earned from trust account	(204,613)	-	(204,613)	-
Net loss including accretion of temporary equity to redemption value	$(117,907)	$(17,109)	$(174,294)	$(17,109)

	For the three months ended June 30, 2026		From inception (June 24, 2025) to June 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(60,154)	$(57,752)	$-	$(17,109)
Income earned on investment held in Trust Account	204,613	-	-	-
Allocation of net income (loss)	$144,459	$(57,752)	$-	$(17,109)

Denominators:
Weighted-average shares outstanding	2,373,626	2,278,846		2,000,000
Basic and diluted net income (loss) per share	$0.06	$(0.03)	$	$(0.01)

	For the six months ended June 30, 2026		From inception (June 24, 2025) to June 30, 2025
	Redeemable	Non- Redeemable	Non- Redeemable
	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(60,808)	$(113,486)	$(17,109)
Income earned on investment held in Trust Account	204,613	-	-
Allocation of net income (loss)	$143,805	$(113,486)	$(17,109)

Denominators:
Weighted-average shares outstanding	1,193,370	2,227,210	2,000,000
Basic and diluted net income (loss) per share	$0.12	$(0.05)	$(0.01)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(4,499,998)
Proceeds allocated to Public Warrants	(1,962,461)
Offering costs of public shares	(1,617,267)

Plus:
Remeasurement of carrying value to redemption value	8,379,726
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	204,613
Ordinary shares subject to possible redemption as of June 30, 2026	$60,504,613

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

Due to Related Parties

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing. Which was fully repaid upon closing of the IPO on May 26, 2026. As of June 30, 2026 and December 31, 2025, the amount due to the related parties was $0 and 168,388, respectively.

Promissory Note – Related Party

On September 5, 2025, the Company issued an unsecured promissory note to Casper Holding LP, one of the Sponsors (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates an initial public offering of its securities (“IPO”) or (iii) the date on which the Company determines to not proceed with such IPO. The Promissory Note expired upon the consummation of the IPO on May 26, 2026.

On May 26, 2026, EBC has lend us $100,000 at no interest (“EBC Loan”). The proceeds of the EBC loan were added to the trust account in order to ensure that the amount initially deposited in the trust account is $10.05 per unit sold to the public in this offering. The EBC Loan bears no interest, and the principal is payable only upon the consummation of the Company’s initial business combination, at which time it will be repaid out of proceeds released to the Company from the trust account. If the Company does not complete an initial business combination within the required period, the EBC Loan will not be repaid from amounts held in the trust account, and such amounts (and interest earned thereon) will be distributed to the Company’s public shareholders upon liquidation, subject to the requirements of applicable law.

As of June 30, 2026 and December 31, 2025, there was $100,000 and $0 outstanding under the Promissory Note – Related Party.

Initial Accounting Service Fee

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in including the preparation of financial statements and other accounting consulting services.

During the period from June 24, 2025 (inception) through December 31, 2025, a service fee of $10,000 has been incurred under accrued expenses – related party. An additional service fee of $10,000 has been incurred upon filing the Form 8-K disclosing the consummation of the IPO. For the three and six months ended June 30, 2026, the Company incurred $10,000 in service fees. During the six months ended June 30, 2026, the Company paid an aggregate of $20,000, representing the $10,000 accrued as of December 31, 2025 and the $10,000 incurred during the period. As of June 30, 2026 and December 31, 2025, accrued expenses – related party were $0 and $10,000, respectively.

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

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. For three months and six months ended June 30, 2026, the Company incurred an Accounting Service fee of $5,250. As of June 30, 2026 and December 31, 2025, $5,250 and $0 have been accrued to accrued expense, respectively.

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

Compensation to the Company’s Management

The Company pays Dan (Cathy) Jiang, our Chief Financial Officer, $2,000 per month for serving in such capacity with us commencing upon consummation of the IPO on May 26, 2026. For the three months and six months ended June 30, 2026, the Company incurred an amount of $2,400 and $2,400 compensation to CFO.

Administration Fee

Commencing on the date the Company’s securities are first listed on the Nasdaq Capital Market on May 22, 2026, Casper Holding LP is allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. For the three months and six months ended June 30, 2026, the Company incurred an amount of $13,333 and $13,333 administration fee.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30 2026, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of June 30, 2026 and December 31, 2025, there were 2,437,500 and 2,475,000 ordinary shares issued and outstanding, excluding 6,000,000 and 0 ordinary shares, respectively, subject to possible redemption, which are presented as temporary equity.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company has not identify any subsequent events.

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

For the three months   ended June 30, 2026, we incurred formation and operating costs of $118,157, generated bank interest income of $250 and trust interest income of $204,613, resulting in a net income of $86,706.

For the six months ended June 30, 2026, we incurred formation and operating costs of $174,553, generated bank interest income of $259 and trust interest income of $204,613, resulting in a net income of $30,319.

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

Following the closing of the IPO, an amount of $60,300,000 from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account. The funds held in the Trust Account may be invested in U.S. government securities with a maturity of 185 days or less. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account, to complete our initial business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Related Party Transactions

Please refer to Financial Statements Note 5 – Related Party Transactions

Deferred Offering Costs

We comply with the requirements of ASC 340-10-S99-1 relating to deferred offering costs. Deferred offering costs consist of legal, accounting, advisory, administrative, and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to this offering and that were charged to shareholders’ equity upon the completion of the offering   on May 26, 2026.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

PEACE ACQUISITION CORP

Dated: August 14, 2026	By.	/s/ Fangping Zheng
Fangping Zheng
Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2026	By.	/s/ Dan Jiang
Dan Jiang
Chief Financial Officer
(Principal Financial and Accounting Officer)

