Form 10-Q
period 2026-09-30
Peace Acquisition Corp.
filed 2026-11-12
CIK 2088626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 10, 2026, the registrant had 8,437,500 ordinary shares, $0.0001 par value, outstanding.

Part I – Financial Information

Item 1 – Financial Statements

PEACE ACQUISITION CORP

BALANCE SHEETS

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash	$266,989	$1,016
Prepaid expenses	262,505	23,928
Total Current Assets	529,494	24,944
Deferred offering costs	-	218,986
Cash and investments held in Trust Account	61,057,467	-
Total Assets	$61,586,961	$243,930

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accrued offering costs and expenses	$261,167	$31,968
Accrued expenses - related party	-	10,000
Due to related parties	-	168,388
Total Current Liabilities	261,167	210,356
Promissory note - related party	100,000	-
Total Liabilities	361,167	210,356

Commitments and contingencies

Ordinary shares subject to possible redemption (6,000,000 shares and 0 shares at redemption value of $10.18 and $0 per share as of September 30, 2026 and December 31, 2025)	61,057,467	-

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,437,500 and 2,475,000(1) shares issued and outstanding (excluding 6,000,000 and nil shares subject to possible redemption) as of September 30, 2026 and December 31, 2025, respectively	244	248
Additional paid-in capital	-	111,752
Retained earnings (accumulated deficit)	168,083	(78,426)
Total Shareholders’ Equity	168,327	33,574
Total Liabilities and Shareholders’ Equity	$61,586,961	$243,930

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Period From June 24, 2025 (Inception) Through September 30, 2025
Formation and operating costs	$206,652	$34,163	$381,205	$51,272
Loss from operations	(206,652)	(34,163)	(381,205)	(51,272)

Other Income:
Bank interest income	3,185	-	3,444	-
Interest earned on cash and investments held in Trust Account	552,854	-	757,467	-
Total other income	556,039	-	760,911	-

Net income (loss)	$349,387	$(34,163)	$379,706	$(51,272)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,000,000	-	2,813,187	-
Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.07	$-	$0.20	$-
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	2,437,500	2,114,130 (1)	2,298,077	2,106,061 (1)
Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.02)	$(0.02)	$(0.07)	$(0.02)

(1)	Excludes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Ordinary Shares		Additional	Retained Earnings	Total Shareholders’
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Equity (Deficit)
Balance as of January 1, 2026(1)	2,475,000	$248	$111,752	$(78,426)	$33,574
Net loss	-	-	-	(56,387)	(56,387)
Balance as of March 31, 2026	2,475,000	$248	$111,752	$(134,813)	$(22,813)
Sale of 6,000,000 Units in Initial Public Offering	6,000,000	600	59,999,400	-	60,000,000
Sale of 262,500 Private Placement Units	262,500	26	2,624,974	-	2,625,000
Underwriter’s commission	-	-	(1,200,000)	-	(1,200,000)
Other offering costs charged to additional paid-in capital	-	-	(612,486)	-	(612,486)
Initial measurement of ordinary shares subject to possible redemption under ASC 480-10-S99	(6,000,000)	(600)	(53,536,941)	-	(53,537,541)
Allocation of offering costs to ordinary shares subject to redemption	-	-	1,617,267	-	1,617,267
Remeasurement of carrying value to redemption value	-	-	(8,379,726)	-	(8,379,726)
Forfeiture of 300,000 founder shares	(300,000)	(30)	30	-	-
Net income	-	-	-	86,706	86,706
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on Trust Account)	-	-	(204,613)	-	(204,613)
Balance as of June 30, 2026	2,437,500	$244	$419,657	$(48,107)	$371,794
Net income	-	-	-	349,387	349,387
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on Trust Account)	-	-	(419,657)	(133,197)	(552,854)
Balance as of September 30, 2026	2,437,500	$244	$-	$168,083	$168,327

FOR THE PERIOD FROM JUNE 24, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Ordinary Shares		Additional		Total Shareholders’
	Shares (1)	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)
Balance as of June 24, 2025 (inception)	-	$-	$-	$-	$-
Ordinary shares issued to Sponsors	2,300,000	230	24,770	-	25,000
Net loss	-	-	-	(17,109)	(17,109)
Balance as of June 30, 2025	2,300,000	$230	$24,770	$(17,109)	$7,891
Ordinary shares issued to EBC	175,000	18	86,982	-	87,000
Net loss	-	-	-	(34,163)	(34,163)
Balance as of September 30, 2025	2,475,000	$248	$111,752	$(51,272)	$60,728

(1)	Includes an aggregate of up to 300,000 ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriter (See Note 5 and 7).

The accompanying notes are an integral part of the unaudited financial statements.

PEACE ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2026	For the Period From June 24, 2025 (Inception) Through September 30, 2025
Cash flows from operating activities:
Net income (loss)	$379,706	$(51,272)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and investments held in Trust Account	(757,467)	-
Changes in operating assets and liabilities:
Accrued offering costs and expenses	233,998	35,619
Prepaid expenses	(238,577)	(20,000)
Accrued expenses - related party	(10,000)	10,000
Net cash used in operating activities	(392,340)	(25,653)

Cash flows from investing activities:
Principal deposited in Trust Account	(60,300,000)	-
Net cash used in investing activities	(60,300,000)	-

Cash flows from financing activities:
Proceeds from advances from related parties	103,219	74,709
Proceeds from Initial Public Offering	60,000,000	-
Proceeds from private placement	2,625,000	-
Payment of underwriter’s discount	(1,200,000)	-
Proceeds from promissory note - related party	100,000	-
Repayment of advances from related parties	(271,606)	-
Proceeds from issuance of founder shares	-	25,000
Proceeds from issuance of EBC founder shares	-	1,902
Payment of deferred offering costs	(398,300)	(74,056)
Net cash provided by financing activities	60,958,313	27,555

Net change in cash	265,973	1,902
Cash at beginning of period	1,016	-
Cash at end of period	$266,989	$1,902

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$38,199	$-
Offering costs charged to additional paid-in capital	$612,486	$85,098
Allocation of offering costs to ordinary shares subject to redemption	$1,617,267	$-
Reclassification of ordinary shares subject to possible redemption	$53,537,541	$-
Remeasurement of carrying value to redemption value	$8,379,726	$-
Subsequent measurement of ordinary shares subject to possible redemption (interest earned on Trust Account)	$757,467	$-
Forfeiture of 300,000 founder shares (over-allotment not exercised)	$30	$-

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

The Company’s sponsors are Baystar Holding Group Limited, a British Virgin Islands company, and Casper Holding LP, a Delaware limited partnership (the “Sponsors”). As of September 30, 2026, the Company had not commenced any operations. All activity for the period from June 24, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the Initial Public Offering (“IPO”), which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year end.

On October 14, 2026, the Company formed Peace Merger Sub Corp., a wholly owned subsidiary and a Delaware corporation, which has no principal operations or revenue producing activities.

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

Going Concern Consideration

As of September 30, 2026, the Company had $266,989 in its operating bank account, and working capital of $268,327. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans in pursuit of a Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. In addition, if the Company is unable to complete a Business Combination within the Combination Period, the Company’s board of directors would proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company. There is no assurance that the Company’s plans to consummate a Business Combination will be successful within the Combination Period. As a result, management has determined that such additional condition also raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC. The accompanying unaudited financial statements as of September 30, 2026 and for the three months and the nine months then ended, have been prepared in accordance with GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals), considered for a fair presentation have been included. The unaudited financial statements should be read in conjunction with the Company’s audited financials included in Form S-1 filing. The interim results are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $266,989 in cash and no cash equivalents as of September 30, 2026.

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

As of September 30, 2026, the Trust Account had balances of $61,057,467. The interests earned from the trust account totaled $552,854 and $757,467 for the three months and nine months ended September 30, 2026, which were held in the trust accounts as earned and therefore presented as an adjustment to the operating activities in the Statements of Cash Flows.

Deferred Offering Costs

Deferred offering costs consist of legal and other costs (including underwriting discounts and commissions) incurred through the balance sheet date that are directly related to the IPO and that will be charged to shareholders’ equity upon the completion of the IPO. As of September 30, 2026 and December 31, 2025, the Company had deferred offering costs of $0 and $218,986, respectively.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 300,000 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriter (see Notes 5 and 7). At September 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statements of operations is based on the following:

	For The Three Months Ended	For The Three Months Ended	For The Nine Months Ended	From inception (June 24, 2025) to
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income (loss)	$349,387	$(34,163)	$379,706	$(51,272)
Interest earned from trust account	(552,854)	-	(757,467)	-
Net loss including accretion of temporary equity to redemption value	$(203,467)	$(34,163)	$(377,761)	$(51,272)

	For the three months ended September 30, 2026		For the three months ended September 30, 2025
	Redeemable	Non- Redeemable	Redeemable	Non- Redeemable
	Shares	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(144,688)	$(58,779)	$-	$(34,163)
Income earned on investment held in Trust Account	552,854	-	-	-
Allocation of net income (loss)	$408,166	$(58,779)	$-	$(34,163)

Denominators:
Weighted-average shares outstanding	6,000,000	2,437,500	-	2,114,130
Basic and diluted net income (loss) per share	$0.07	$(0.02)	$-	$(0.02)

	For the nine months ended September 30, 2026		From inception (June 24, 2025) to September 30, 2025
	Redeemable	Non- Redeemable	Non- Redeemable
	Shares	Shares	Shares
Basic and diluted net income (loss) per share:

Numerators:
Allocation of net loss including accretion of temporary equity	$(207,916)	$(169,845)	$(51,272)
Income earned on investment held in Trust Account	757,467	-	-
Allocation of net income (loss)	$549,551	$(169,845)	$(51,272)

Denominators:
Weighted-average shares outstanding	2,813,187	2,298,077	2,106,061
Basic and diluted net income (loss) per share	$$0.20	$ $(0.07)	$($0.02)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Rights

The Company accounts for the Rights issued as part of the Units in the IPO and the Private Placement Units in accordance with Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”). Each Right entitles the holder to receive one-fifth (1/5) of one ordinary share upon consummation of the Company’s initial Business Combination, as described in Note 7. The Rights are not redeemable for cash, do not obligate the Company to transfer assets or to issue a variable number of shares, and will expire worthless if the Company does not complete a Business Combination within the Combination Period. The Company has concluded that the Rights are indexed to the Company’s own ordinary shares and meet all of the requirements for equity classification under ASC 815-40. Accordingly, the proceeds allocated to the Rights were recorded in additional paid-in capital at the time of issuance, and the Rights are not subsequently remeasured.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and the applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether they meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period-end date while the warrants are outstanding.

For issued warrants that meet all of the criteria for equity classification, the warrants are recorded as a component of shareholders’ equity at the time of issuance. For issued warrants that do not meet all of the criteria for equity classification, the warrants are recorded as liabilities at their initial fair value on the date of issuance and remeasured at fair value at each balance sheet date thereafter, with changes in fair value recognized in the statements of operations. The Company has concluded that its warrants meet all of the criteria for equity classification; accordingly, both the public and private warrants are classified in shareholders’ equity, and the proceeds allocated to the warrants were recorded in additional paid-in capital at the time of issuance.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Public offering proceeds	$60,000,000
Less:
Proceeds allocated to Public Rights	(4,499,998)
Proceeds allocated to Public Warrants	(1,962,461)
Offering costs of public shares	(1,617,267)

Plus:
Remeasurement of carrying value to redemption value	8,379,726
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	204,613
Ordinary shares subject to possible redemption as of June 30, 2026	$60,504,613

Plus:
Subsequent measurement of ordinary shares subject to possible redemption (income earned on trust account)	552,854
Ordinary shares subject to possible redemption as of September 30, 2026	$61,057,467

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the IPO, the Company sold 6,000,000 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share of the Company, par value $0.0001 per share (“Ordinary Shares”), one right (“Rights”), each Right entitling its holder to receive one fifth of one Ordinary Share upon the completion of the Company’s initial business combination, and one warrant (“Warrants”), each Warrant entitling its holder to purchase one Ordinary Share for $11.50 per share, subject to adjustment. In addition, the Company paid the underwriter a cash underwriting discount of $0.20 per Unit, or $1,200,000 in the aggregate (or $1,380,000 in the aggregate if the underwriter’s over-allotment option is exercised in full), at the closing of the IPO.

The Company granted the underwriters a 45-day option to purchase up to an additional 900,000 Units to cover over-allotments (the “Over-Allotment Option”). On June 10, 2026, the underwriter elected to terminate their over-allotment option.

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

NOTE 5 — RELATED PARTY TRANSACTIONS

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

Due to Related Parties

The Sponsors paid certain formation, operating or deferred offering costs on behalf of the Company. These amounts are due on demand and non-interest bearing, which was fully repaid upon closing of the IPO on May 26, 2026. As of September 30, 2026 and December 31, 2025, the amount due to the related parties was $0 and $168,388, respectively.

Promissory Note – Related Party

On September 5, 2025, the Company issued an unsecured promissory note to Casper Holding LP, one of the Sponsors (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) June 30, 2026, (ii) the date on which the Company consummates an initial public offering of its securities (“IPO”) or (iii) the date on which the Company determines to not proceed with such IPO. As of September 30, 2026 and December 31, 2025, there was no amount outstanding under the Promissory Note.

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

As of September 30, 2026 and December 31, 2025, there was $100,000 and $0 outstanding under the Promissory Note – Related Party.

Accounting Service Agreement

The Company has engaged Ascendant Global Advisors Inc., an affiliate of Casper Holding LP, to assist in including the preparation of financial statements and other accounting consulting services.

During the period from June 24, 2025 (inception) through December 31, 2025, a service fee of $10,000 has been incurred under accrued expenses – related party. An additional service fee of $10,000 has been incurred upon filing the Form 8-K disclosing the consummation of the IPO on May 26, 2026. For the three and nine months ended September 30, 2026, the Company incurred $0 and $10,000 in service fees. During the nine months ended September 30, 2026, the Company paid an aggregate of $20,000, representing the $10,000 accrued as of December 31, 2025 and the $10,000 incurred during the period. As of September 30, 2026 and December 31, 2025, accrued expenses – related party were $0 and $10,000, respectively.

The Company has also engaged Ascendant Global Advisors Inc to assist in preparing quarterly and annual financial statements commencing following the consummation of the IPO. The Company has agreed to pay for these services at a fixed quarterly rate of $5,250 each quarter. For the three months and nine months ended September 30, 2026, $5,250 and $10,500 have been incurred for these services.

Compensation to the Company’s Management

The Company pays Dan (Cathy) Jiang, our Chief Financial Officer, $2,000 per month for serving in such capacity with us commencing upon consummation of the IPO. For the three months and nine months ended September 30, 2026, the Company incurred an amount of $6,000 and $8,400 compensation to CFO.

Administration Fee

Commencing on the date the Company’s securities are first listed on the Nasdaq Capital Market, Casper Holding LP is allowed to charge the Company an allocable share of its overhead, up to $10,000 per month to the close of the Business Combination, to compensate it for the Company’s use of its office, utilities and personnel. For the three months and nine months ended September 30, 2026, the Company incurred an amount of $30,000 and $43,333 administration fee.

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

Underwriting Agreement – Related Party

If EBC introduces the target business with which the Company completes a Business Combination, EBC is entitled to a fee equal to 1% of the total consideration payable in such Business Combination. EBC will also provide advisory services in connection with the Business Combination, which may include assisting the Company in meetings with shareholders, introducing the Company to potential investors, and supporting the Company with required public filings, for a fee equal to 3.5% of the gross proceeds of the offering, of which 1.5% is payable in cash and 2.0%, at the Company’s option, may be payable in convertible notes. These additional fees will only be payable upon the successful completion of a Business Combination and will not be due if no Business Combination is consummated.

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

Convertible Working Capital Loans – Related Parties

In connection with the initial business combination, the Company may obtain working capital loans from the Sponsors and the Company’s officers, directors and affiliates to finance transaction costs. Up to $1,500,000 of such loans may, at the option of the lenders, be converted into Private Placement Units at a price of $10.00 per unit.

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 2,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026, there were no shares of preferred shares issued or outstanding.

Ordinary Shares — The Company is authorized to issue 200,000,000 ordinary shares with a par value of $0.0001 per share. Holders of ordinary shares were entitled to one vote for each share.

As of September 30, 2026 and December 31, 2025, there were 2,437,500 and 2,475,000 ordinary shares issued and outstanding, excluding 6,000,000 and 0 ordinary shares, respectively, subject to possible redemption, which are presented as temporary equity.

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

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based on the review, management identified the following subsequent events that require disclosure in the financial statements:

On October 14, 2026, the Company formed Peace Merger Sub Corp., a wholly owned subsidiary and a Delaware corporation, which has no principal operations or revenue producing activities.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the initial public offering (“IPO”) described below and identifying a target company and completing the initial Business Combination. Following the IPO, we would not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective business combination candidates.

For the three months ended September 30, 2026, we incurred formation and operating costs of $206,652 and generated bank interest income of $3,185 and interest earned on cash and investments held in the Trust Account of $552,854, resulting in a net income of $349,387. For the three months ended September 30, 2025, we incurred formation and operating costs of $34,163, resulting in a net loss of $34,163.

For the nine months ended September 30, 2026, we incurred formation and operating costs of $381,205 and generated bank interest income of $3,444 and interest earned on cash and investments held in the Trust Account of $757,467, resulting in a net income of $379,706. For the period from June 24, 2025 (inception) through September 30, 2025, we incurred formation and operating costs of $51,272, resulting in a net loss of $51,272.

The increase in formation and operating costs during the three and nine months ended September 30, 2026, compared to the three months ended September 30, 2025 and the period from June 24, 2025 (inception) through September 30, 2025, was primarily due to increases in legal and professional fees, administrative support expense, and other business expenses related to operating as a public company. The increase in interest earned on cash and investments held in the Trust Account during the three and nine months ended September 30, 2026, compared to the same prior-year periods, was primarily due to the proceeds placed in the Trust Account upon consummation of the IPO on May 26, 2026.

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

Other Contractual Obligations

Please refer to Financial Statements Note 6 – Commitments and Contingencies

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 5 – Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

PEACE ACQUISITION CORP

Dated: November 10, 2026	By.	/s/ Fangping Zheng
Fangping Zheng
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2026	By.	/s/ Dan Jiang
Dan Jiang
Chief Financial Officer
(Principal Financial and Accounting Officer)

